Form 10QSB
period 2000-09-30
ROYAL HOLIDAY MOBILE ESTATES
filed 2000-11-14
CIK 1111250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of November 6, 2000 - 1,121,000 shares of Common Stock, $.001 par value per share.

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


                                                September 30,       December 31,
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

                       ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months
                                                     Ended
                                                 September 30,
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

                       ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)


                                                                 For the Period
                                                                      From
                                   For The Nine Months          November 2, 1992
                                   Ended September 30,           (inception) to
                                ------------------------         September 30,
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

                       ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                      From
                                    For Nine Months Ended      November 2, 1992
                                         September 30,           (inception) to
                                   ------------------------      September 30,
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

                         ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 (UNAUDITED)

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

               Comprehensive Income
               --------------------
               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Impact of Year 2000 Issue
               -------------------------
               As of September 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

                         ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)


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

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of September 30, 2000, no preferred stock nor designations of preferred stock have been determined.

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



                               ROYAL HOLIDAY MOBILE ESTATES
                               Registrant



Date: November 14, 2000            /s/ Hagit Bernstein
                               -------------------------------
                                 Hagit Bernstein
                                 President