Form 10KSB
period 2000-12-31
ROYAL HOLIDAY MOBILE ESTATES
filed 2002-04-19
CIK 1111250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                         Commission File Number 000-30261


                          ROYAL HOLIDAY MOBILE ESTATES
                 (Name of small business issuer in its charter)


              NEVADA                                      88-0409168
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)


             15303 VENTURA BLVD., SUITE 1510, SHERMAN OAKS, CA 91403
                    (Address of principal executive offices)

                                 (818) 380-8161
                           (Issuer's telephone number)

              16133 Ventura Boulevard, Suite 635, Encino, CA 91436 (Former name, former address and former fiscal year, if changed since last report)

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had no operating revenues for the year ended December 31, 2000.

As of Dec. 31, 2000, there were 1,121,000 million shares of the issuer's common stock outstanding. There is no public trading market for the issuer's common stock.

                          ROYAL HOLIDAY MOBILE ESTATES
                                   FORM 10-KSB
                                December 31, 2000


PART I

ITEM 1. Business............................................................ 2
ITEM 2. Properties.......................................................... 7
ITEM 3. Legal Proceedings................................................... 7
ITEM 4. Submission of Matters to vote of Security Holders................... 7

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters............ 8
ITEM 6. Management's Discussion and Analysis of Financial
             Condition and Plan of Operation................................ 8

ITEM 7. Financial Statements................................................ 15
                                                                      F-1 - F-9
ITEM 8. Changes In and Disagreements With Accounting and
             Financial Disclosure........................................... 16

PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control
           Persons; Compliance With Section 16(a) of the Exchange Act....... 16
ITEM 10. Executive Compensation............................................. 18
ITEM 11. Security Ownership of Certain Beneficial Owners and Management..... 18
ITEM 12. Certain Relationships and Related Transactions..................... 18

PART IV

ITEM 13. Exhibits and Reports on Form 8-K................................... 19

SIGNATURES.................................................................. 20

                                     PART I

ITEM 1.      BUSINESS

Description of Business

     ROYAL HOLIDAY MOBILE ESTATES (the "Company") was incorporated on November 2, 1992, under the laws of the State of Nevada to engage in any Lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 6 - Management's Discussion and Plan of Operation." The proposed business activities described herein may classify the Company as a "blank check" company.

     The Company registered its securities on Form 10-SB, on a voluntary basis, which became effective on June 10, 2000. Since that date the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Management believes the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     In addition, the Company elected to become a fully reporting company to enhance investor protection and to provide information if a trading market commences. On December 11, 1997, the National Association of Securities Dealers, Inc. (NASD) announced that its Board of Governors had approved a series of proposed changes for the Over The Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which were approved by the Securities and Exchange Commission on January 4, 1999 allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provides for a phase-in period for those securities already quoted on the OTC Bulletin Board.


Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

     1. Lack of History.

     The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     2. The Company's Proposed Operations is Speculative.

     The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     3. Scarcity of and Competition for Business Opportunities and Combinations.

     The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     4. The Company Has No Agreement for a Business Combination or Other Transaction - No Standards for Business Combination.

     The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     5. Continued Management Control, Limited Time Availability.

     While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "Item 5 - Directors, Executive Officers, Promoters and Control Persons."

     6. There May Be Conflicts of Interest. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company.

     Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

     7. Reporting Requirements May Delay or Preclude Acquisitions.

     Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     8. Lack of Market Research or Marketing Organization.

     The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     9. Lack of Diversification.

     The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     10. Regulation.

     Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     11. Probable Change in Control and Management.

     A business combination involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     12. Reduction of Percentage Share Ownership Following Business Combination.

     The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

     13. Disadvantages of Blank Check Offering.

     The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     14. Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.

     Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     15. Requirement of Audited Financial Statements May Disqualify Business Opportunities.

     Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

     16. Dilution.

     Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     17. No Trading Market.

     There is no trading market for the Company's common stock at present, and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheet."


Employees
---------
At December 31, 2000, the company had no full time employees.

The Company's executive offices are located at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. Its telephone number is (818) 380-8161.


ITEM 2.  PROPERTIES

     The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently occupies office space supplied by an officer/director at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3.      Legal Proceedings

There are no pending legal proceedings.


ITEM 4.      Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company registered its securities on Form 10-SB, on a voluntary basis, which became effective on June 10, 2000. Since that date the Company has been subject to the reporting requirements of the 1934 Act. There is currently no public trading market for the Company's common stock and there has been no trading market to date..


Approximate Number of Equity Security Holders
---------------------------------------------
At December 31, 2000 there were approximately 25 holders of record of the Company's common stock.


Recent Sales of Unregistered Securities
---------------------------------------

None.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND PLAN OF OPERATIONS


The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de-minimis costs which may occur.

Plan of Operation
-----------------
     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

     The Company has no full time or part-time employees.

     None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons Resumes."

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the 1934 Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that he is an officer and director of the Company when the obligation is incurred.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will need to be paid by the prospective merger acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

     The Company has no plans, proposals, arrangements, or understanding with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

     Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Lock-Up Agreement

     Each of the officers and directors of the Company has executed and delivered a "lock-up" letter agreement affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has entered into a merger or acquisition agreement, or the Company is no longer classified as a "blank check" company, whichever first occurs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

ITEM 7.       FINANCIAL STATEMENTS

                          Index to Financial Statements


Independent Auditors' Report................................F-1

Audited Financial Statements -

       Balance Sheet .......................................F-2

       Statements of Operations.............................F-3

       Statement of Stockholders' Equity ...................F-4

       Statements of Cash Flows.............................F-5

       Notes to Financial Statements........................F-6

                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS OF ROYAL HOLIDAY MOBILE ESTATES:

We have audited the accompanying balance sheet of Royal Holiday Mobile Estates (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000 and for the period from November 2, 1992 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Holiday Mobile Estates as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the period from November 2, 1992 (inception) to December 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     STONEFIELD JOSEPHSON, INC.
                                     Certified Public Accountants

Santa Monica, California
April 2, 2002

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2000



         ASSETS
      TOTAL ASSETS                                      $        -
                                                        =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
      TOTAL LIABILITIES                                 $        -
                                                        -------------

      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                            -
       Common stock, $0.001 par value;
         75,000,000 shares authorized;
         1,121,000 shares issued and
         outstanding                                            1,121
       Additional paid-in capital                               7,484
       Deficit accumulated during the
        development stage                                      (8,605)
                                                        -------------

      TOTAL STOCKHOLDERS' EQUITY                                 -
                                                        -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                          $        -
                                                        =============













    The accompanying notes are an integral part of the financial statements

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                   For the
                                                                 Period from
                                   For The Year Ended           November 2, 1992
                                      December 31,              (inception) to
                                ------------------------         December 31,
                                   2000           1999               2000
                                ---------     ----------        ---------------

  REVENUE                       $       -     $        -        $             -

  ADMINISTRATIVE EXPENSES           3,000              -                  8,605
                                ---------     ----------        ----------------

  NET LOSS                      $  (3,000)    $        -        $        (8,605)
                                =========     ==========        ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted           $  (0.003)    $        -        $        (0.008)
                                =========     ==========        ===============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted           1,121,000      1,121,000              1,121,000
                                =========     ==========         ==============












    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss from 1993 to 1997             -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -
                                   =========   ========   =========     ===========    ===========





     The accompanying notes are integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                    For the
                                                                  Period from
                                   For The Year Ended           November 2, 1992
                                      December 31,               (inception) to
                                ------------------------          December 31,
                                   2000           1999                2000
                                ---------     ----------        ---------------
   CASH FLOWS FROM
   OPERATING ACTIVITIES:
           Net loss             $  (3,000)     $       -         $      (8,605)
                                ---------      ---------         -------------


   CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Issuance of common
        stock for cash                  -              -                 5,605
      Contribution by officer       3,000                                3,000
                                ---------      ---------         -------------

  Net cash provided by
    Financing activities            3,000              -                 8,605
                                ---------      ---------         -------------


   Net change in cash
    and cash equivalents                -              -                     -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - beginning of period               -              -                     -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - ending of period          $       -      $       -         $           -
                                =========      =========         =============



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
     Interest paid              $       -      $       -         $           -
                                =========      =========         =============
     Income taxes paid          $       -      $       -         $           -
                                =========      =========         =============


    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

   NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations
               --------------------
               Royal Holiday Mobile Estates (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on November 2, 1992. It is management's objective to seek a merger with an existing operating company.

               Basis of Presentation
               ---------------------
               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

               Loss Per Share
               ------------------
               SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on loss per share.

               Comprehensive Income
               --------------------
               As of December 31, 2000, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Recent Accounting Pronouncements
               --------------------------------
               In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 -       RELATED PARTY TRANSACTIONS

               The Company neither owns nor leases any real or personal property. An officer of the Company provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers/directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities which may be in conflict with the Company. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

               The Company incurred legal and accounting fees of $3,000 in the year ended December 31, 2000 which were paid by an officer of the Company. The officer does not expect this amount to be paid back by the Company and therefore the amount is considered as additional paid-in capital.

NOTE 3         STOCKHOLDERS' EQUITY

               In April 2000, the Company restated its Articles of Incorporation to designate 10,000,000 shares of preferred stock with a par value of $0.001 and increase the authorized number of common stock from 25,000 to 75,000,000 shares with a par value of $0.001.

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of December 31, 2000, no preferred stock nor designations of preferred stock have been determined.

               In April 2000, the Company completed a forward split of its common stock 100:1, thus increasing the number of outstanding and issued shares of the Company's common stock from 11,210 to 1,121,000.

               All applicable share and per share data presented have been adjusted for the stock splits.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
              DISCLOSURE

     Effective April 6, 2001 the Company retained Stonefield Josephson, Inc. ("Stonefield") to act as the Company's independent certified public accountant. In this regard Stonefield replaced Merdinger, Fruchter, Rosen & Corso, P.C.,
(MFR&C) which audited the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 and for the period from November 2, 1992 (date of inception) to December 31, 1999. MFR&C stated in their report to the Company's financial statements for the years ended December 31, 1999 and 1998, and for the period from November 2, 1992 (date of inception) to December 31, 1999 that, because the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.

     With the exception of the foregoing, the report of MFR&C for the year ended December 31, 1999 and 1998 and for the period from November 2, 1992 (date of inception) to December 31, 1999 did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. During the period ended December 31, 1998, the year ended December 31, 1999 and subsequent interim periods, there were no disagreements by the Company with MFR&C on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MFR&C would have caused it to make reference to such disagreements in its report.

     The change in the Company's auditors was approved by the board of directors of the Company. The Company does not currently have an audit committee.

     During the two most recent fiscal years and subsequent interim periods, the Company did not consult Stonefield regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event.



                                    PART III

ITEM 9.      Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2000. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                           Age        Position
  ----                           ---        --------

Alan Schram                      31        President/Secretary/Treasurer
                                            and sole Director

Resume

Alan Schram
-----------

Alan Schram is the sole Director and Officer of the Company, and has been since January 1, 2000. Since 1997, he has been a Portfolio Manager with Wellington Capital Management, based in Los Angeles.

Mr. Schram received an MBA from UCLA's Anderson Business School in 1997.


      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file.

Alan Schram was late in the filing of a Form 3, but it has been filed as of the date of filing of this report.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended December 31, 2000 and 1999.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                                        Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees      Bonus   Awards (#)   Options(#)
------------------     ---------    ------------ -----   ----------  -----------
Hagit Bernstein (1)        1999            0        0        0            0
Alan Schram                2000            0        0        0            0

(1) Ms. Bernstein resigned as an officer and director on January 1, 2000.


Compensation to Directors
-------------------------
None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership information as of December 31, 2000 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

                                        Number of Shares
                                         Of Common Stock          Percentage
Beneficial Owner                        Beneficially Owned        of Total (1)
----------------                       -------------------       -------------

Hagit Bernstein                               200,000               17.8%
Raphi Shram                                   200,000               17.8%
Naomi Shram                                   195,000               17.4%

Alan Schram                                     -0-                   --

All Officers and Directors                      -0-                   --
as a Group (1 individual)

-------------
(1) Percentage of ownership is based on 1,121,000 shares of common stock outstanding as of December 31, 2000.


ITEM 12.         Certain Relationships and Related Transactions

Not applicable

                                     PART IV

ITEM 13.     Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.


     (b)  Exhibits


Exhibit
Number                Description
-------               -----------
  (3)     Articles of Incorporation and Bylaws

          3.1.1   Articles of Incorporation *

          3.1.2   Amendment of Articles of Incorporation *

          3.2     Bylaws *

  (12)    Lock-Up Agreement

          12.1    Hagit Bernstein *

          12.2    Raphi Shram *

          12.3    Naomi Shram *

16.1     Letter on Change of Accountants **

     * Filed as an exhibit to the Company's Registration Statement on Form 10SB, filed April 10, 2000, SEC File Number 000-30261, and incorporated herein by reference.

     ** Filed as Exhibit 99.1 to the Company's Report on Form 8-K filed April 16, 2001 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of April, 2002.


                                   ROYAL HOLIDAY MOBILE ESTATES


                                 BY:  /s/ Alan Schram
                                      ------------------------
                                      Alan Schram, Chairman
                                      (Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: April 18, 2002                 /s/ Alan Schram            President,
                                    --------------------        Secretary,
                                        Alan Schram             Treasurer,
                                                                Director