Form 10QSB
period 2001-03-31
ROYAL HOLIDAY MOBILE ESTATES
filed 2002-04-19
CIK 1111250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-30261


                          ROYAL HOLIDAY MOBILE ESTATES
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of December 31, 2001 - 1,121,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                          ROYAL HOLIDAY MOBILE ESTATES

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheet .........................................    3

                Statements of Operations ..............................    4

                Statement of Stockholders' Equity .....................    5

                Statements of Cash Flows ..............................    6

                Notes to Financial Statements .........................    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................  10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................  10

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................  10

   Item 3.      Defaults by the Company on its Senior Securities .......  10

   Item 4.      Results of Votes of Security Holders ...................  10

   Item 5.      Other Information ......................................  10

   Item 6.      Exhibits and Reports on Form 8-K .......................  10

   Signatures .........................................................   11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            March 31,
                                                              2001
                                                         ------------
                                                          (unaudited)

                                     ASSETS

   TOTAL ASSETS                                          $        -
                                                         ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                  $        -
                                                         ------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                             -
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       1,121,000 shares issued and
       outstanding                                             1,121
     Additional paid-in capital                                7,484
     Deficit accumulated during the
      development stage                                       (8,605)
                                                         ------------

      TOTAL STOCKHOLDERS' EQUITY                                   -
                                                         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                           $         -
        ------                                           ============


The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For the
                                                                  Period from
                                   For The Three Months         November 2, 1992
                                     Ended March 31,              (inception) to
                                ------------------------           March 31,
                                   2001          2000                2001
                                ---------     ----------        ---------------
  REVENUE                       $       -     $        -        $            -

  ADMINISTRATIVE EXPENSES               -              -                 8,605
                                ---------     ----------        ----------------

  LOSS BEFORE TAXES                     -              -                (8,605)

  PROVISION FOR INCOME TAXES            -              -                     -

  NET LOSS                      $       -     $        -        $       (8,605)
                                =========     ==========        ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted           $       -     $        -        $        (0.08)
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss from 1993 to 1997             -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss (Unaudited)                   -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2001
   (Unaudited)                     1,121,000     1,121        7,484       (8,605)                -
                                   =========   ========   =========     ===========    ===========



     The accompanying notes are integral part of the financial statements.

                       ROYAL HOLIDAY MOBILE ESTATES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                   Period from
                                    For Three Months Ended      November 2, 1992
                                            March 31,             (inception) to
                                   ------------------------        March 31,
                                      2001          2000             2001
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
      Net loss                     $       -      $       -      $      (8,605)
                                   ---------      ---------      -------------


   CASH FLOWS PROVIDED BY
   FINANCING ACTIVITIES
     Issuance of Common Stock      $       -      $       -      $       5,605
     Contribution by officer               -              -              3,000
                                   ---------      ---------      -------------
   Net Cash from Financing
     Activities                    $       -      $       -      $       8,605
                                   ---------      ---------      -------------

   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                   -              -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                  -              -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $       -      $       -      $           -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $       -      $       -      $           -
                                   =========      =========      =============
   Income taxes paid               $       -      $       -      $           -
                                   =========      =========      =============




    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Royal Holiday Mobile Estates ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                         ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (UNAUDITED)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (UNAUDITED)

   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de-minimis costs which may occur.

     Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

            None

     (b)   Reports on Form 8-K

            None
                                      10

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ROYAL HOLIDAY MOBILE ESTATES
                               Registrant


Date: April 18, 2002            /s/ Alan Schram
                                -----------------------
                                 Alan Schram
                                 President