Form 10QSB
period 2003-03-31
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-07-08
CIK 1111250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) or the Securities Exchange Act of 1934
 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of March 31, 2002 - 1,121,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                          ROYAL HOLIDAY MOBILE ESTATES

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheet .........................................    3

                Statements of Operations ..............................    4

                Statement of Stockholders' Equity .....................    5

                Statements of Cash Flows ..............................    6

                Notes to Financial Statements .........................    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................  10

        Item 3. Controls and Procedures.................................  10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................  11

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................  11

   Item 3.      Defaults by the Company on its Senior Securities .......  11

   Item 4.      Results of Votes of Security Holders ...................  11

   Item 5.      Other Information ......................................  11

   Item 6.      Exhibits and Reports on Form 8-K .......................  11

   Signatures .........................................................   12

   Certifications .....................................................   13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            March 31,
                                                              2003
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Period from
                                 For the Three Months      November 2, 1992
                                    Ended March 31,         (inception) to
                                ----------------------         March 31,
                                    2002       2003              2003
                                ----------   ---------     ---------------
REVENUE                         $     -      $    -        $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES         4,250         -                12,855

                                ----------   ---------     ---------------

LOSS BEFORE TAXES                  (4,250)         -              (12,855)

PROVISION FOR INCOME TAXES            -           -                    -
                                ----------   ---------     ---------------

NET LOSS                        $  (4,250)    $    -        $     (12,855)
                                ==========   =========     ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $  (0.004)   $    -         $       (0.01)
                                ==========   =========     ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000           1,121,000
                                ==========   =========      ===============



    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share (Restated
  for 100:1 stock split)           1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss from 1993 to 1997             -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -       (4,250)           (4,250)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2002
    (Unaudited)                    1,121,000     1,121       11,734      (12,855)                -

  Net loss                               -           -            -            -                 -
                                  ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2003
    (Unaudited)                    1,121,000     1,121       11,734      (12,855)                -
                                   =========   ========   =========     ===========    ===========



     The accompanying notes are integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                   Period from
                                    For Three Months Ended      November 2, 1992
                                          March 31,              (inception) to
                                   ------------------------         March 31,
                                      2002          2003              2003
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $  (4,250)    $     -         $     (12,855)

   CASH FLOWS PROVIDED BY
   FINANCING ACTIVITIES
     Issuance of Common Stock      $      -      $     -         $       5,605
     Contribution by officer           4,250           -                 7,250
                                   ----------    ---------       -------------
     Net Cash from Financing
      Activities                   $   4,250     $     -         $      12,855
                                   ----------    ---------       -------------

   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                   -              -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                  -              -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $       -      $       -      $           -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $       -      $       -      $           -
                                   =========      =========      =============
   Income taxes paid               $       -      $       -      $           -
                                   =========      =========      =============




    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Royal Holiday Mobile Estates ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

Item 3.  Controls and Procedures

      Our Chief Executive and Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.

      The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared.

      The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or i n other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    Other Information

Item 1.     Legal Proceedings - None.

Item 2.     Changes in the Rights of the Company's Security Holders - None.

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

     (a)   Exhibits

            99.1    Certification of Chief Executive and Financial Officer

     (b)   Reports on Form 8-K

            None

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ROYAL HOLIDAY MOBILE ESTATES
                               Registrant


Date: July 8, 2003               /s/ Alan Schram
                               -----------------------------
                                 Alan Schram
                                 Chief Executive Officer and
                                 Chief Financial Officer

                                  CERTIFICATION

I, Alan Schram, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ROYAL HOLIDAY MOBILE ESTATES.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am the Registrant's certifying officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003

/s/ Alan Schram
-----------------------
Alan Schram
Chief Executive Officer and
Chief Financial Officer
                                       13