Form 10QSB
period 2002-06-30
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-07-22
CIK 1111250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of June 30, 2003 - 1,121,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            June 30,
                                                              2002
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Period from
                                 For the Three Months   For the Six Months        November 2, 1992
                                     Ended June 30,       Ended June 30,          (inception) to
                                ----------------------  ----------------------        June 30,
                                    2002       2001        2002         2001           2002
                                ----------   ---------  ----------   ---------    ---------------
REVENUE                         $     -      $    -     $     -      $     -      $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -           -          4,250         -             12,855

                                ----------   ---------  ----------   ---------    ---------------

LOSS BEFORE TAXES                     -           -         (4,250)        -            (12,855)

PROVISION FOR INCOME TAXES            -           -           -            -                 -
                                ----------   ---------  ----------   ---------    ---------------

NET LOSS                        $     -      $    -     $   (4,250)  $     -      $     (12,855)
                                ==========   =========  ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $    -     $   (0.004)  $     -      $       (0.01)
                                ==========   =========  ==========   =========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000   1,121,000   1,121,000        1,121,000
                                ==========   =========  ==========   =========    ===============



    The accompanying notes are an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share (Restated
  for 100:1 stock split)           1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss from 1993 to 1997             -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -       (4,250)           (4,250)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, June 30, 2002
    (Unaudited)                    1,121,000     1,121       11,734      (12,855)                -
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                   Period from
                                    For Six Months Ended      November 2, 1992
                                          June 30,              (inception) to
                                   ------------------------         June 30,
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Royal Holiday Mobile Estates ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 (UNAUDITED)

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 (UNAUDITED)

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



                               ROYAL HOLIDAY MOBILE ESTATES
                               Registrant


Date: July 22, 2003               /s/ Alan Schram
                               -----------------------------
                                 Alan Schram
                                 Chief Executive Officer and
                                 Chief Financial Officer

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

Date: July 22, 2003

/s/ Alan Schram
-----------------------
Alan Schram
Chief Executive Officer and
Chief Financial Officer
                                       13