Form 10QSB/A
period 2002-09-30
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-09-23
CIK 1111250

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of September 18, 2003 -- 1,121,000 shares of Common Stock, $.001 par value per share.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Period from
                                 For the Three Months   For the Nine Months        November 2, 1992
                                 Ended September 30,    Ended September 30,        (inception) to
                                ----------------------  ----------------------      September 30,
                                    2002       2001        2002         2001            2002
                                ----------   ---------  ----------   ---------    ---------------
REVENUE                         $     -      $    -     $     -      $     -      $          -

GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -           -        11,700          -             20,305

                                ----------   ---------  ----------   ---------    ---------------

LOSS BEFORE TAXES                     -           -       (11,700)         -            (20,305)

PROVISION FOR INCOME TAXES            -           -           -            -                 -
                                ----------   ---------  ----------   ---------    ---------------

NET LOSS                        $     -      $    -     $ (11,700)   $     -      $     (20,305)
                                ==========   =========  ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $    -     $   (.009)   $     -      $     ( .016)
                                ===========  =========  ==========   =========    ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000   1,121,000   1,121,000        1,121,000
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

  Balance, September 30,2002
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                     For Nine Months Ended      November 2, 1992
                                         September 30,           (inception) to
                                    ------------------------      September 30,
                                       2002          2001             2002
                                    ---------    ----------     ---------------

 CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Loss                         $  (11,700)   $      -        $      (20,305)

 Increase(decrease) in liabilities-
  Account payable and
   accrued expenses                     7,450           -                 7,450
                                    ---------    ----------      ---------------

    Total adjustments                   7,450           -                 7,450
                                    ---------    ----------     ---------------

    Net cash used for operating
       activities                      (4,250)          -               (12,855)
                                    ---------    ----------      --------------

 CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
   Issuance of Common Stock        $     -       $      -        $        5,605
   Contribution by officer              4,250           -                 7,250
                                   ----------    ----------      --------------
   Net Cash from Financing
    Activities                     $    4,250    $      -        $       12,855
                                   ----------    ----------      --------------

 NET CHANGE IN CASH
  AND CASH EQUIVALENTS                   -              -                 -
                                   ----------    ----------      --------------
 CASH AND CASH EQUIVALENTS
  - beginning of period                  -              -                 -
                                   ----------    ----------      --------------

 CASH AND CASH EQUIVALENTS
  - ending of period               $     -       $      -        $        -
                                   ==========    ==========      ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $      -       $    -         $        -
                                   ==========      =========     ==============
   Income taxes paid               $      -       $    -         $        -
                                   ==========      =========     ==============

    The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30,2002 (UNAUDITED)

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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Royal Holiday Mobile Estates ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30,2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30,2002 (UNAUDITED)

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