Form 10KSB
period 2002-12-31
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-09-23
CIK 1111250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                 CURRENT REPORT


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                        Commission File Number 000-30261

                          ROYAL HOLIDAY MOBILE ESTATES
             (Exact name of registrant as specified in its charter)

              NEVADA                                      88-0409168
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)

                    14284 Point Reyes St., Fontana, CA 92336
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (909) 260-6035
                            Fax Number (714) 536-3169

               16133 Ventura Blvd., Suite #635, Encino, CA 91436
                  (Former  address if changed  since last report)

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

                                (Title of Class)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had no operating revenues for the year ended December 31, 2002.

As of September 17, 2003, there were 1,121,000 million shares of the issuer's common stock outstanding. There is no public trading market for the issuer's common stock.

                          ROYAL HOLIDAY MOBILE ESTATES
                                   FORM 10-KSB
                                December 31, 2002



PART I

ITEM 1. Business............................................................ 2
ITEM 2. Properties.......................................................... 7
ITEM 3. Legal Proceedings................................................... 7
ITEM 4. Submission of Matters to vote of Security Holders................... 7

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters............ 8
ITEM 6. Management's Discussion and Analysis of Financial
         Condition and Plan of Operation.................................... 8

ITEM 7. Financial Statements............................................... 15
                            ......................................  F-1 - F-12

ITEM 8. Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure...........................................16


PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control
         Persons; Compliance With Section 16(a) of the Exchange Ac......... 16
ITEM 10. Executive Compensation............................................ 17
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.... 17
ITEM 12. Certain Relationships and Related Transactions.................... 17
ITEM 13. Exhibits and Reports on Form 8-K.................................. 18
ITEM 14. Controls and Procedures........................................... 19

SIGNATURES................................................................. 21

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


Employees
---------
At December 31, 2002, the company had no full time employees.

The Company's executive offices were are located at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. Its telephone number is (818) 380-8161. Subsequent to that date on August 01, 2003 an 8K filing was initiated changing the company's location for business to 14284 Point Reyes St., Fontana, CA 92336.


ITEM 2.  PROPERTIES

     The Company has no properties and at this time has no agreements to acquire any properties.

The Company through year-end 2002 utilized a mailing address supplied by an officer/director at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. This space is provided to the Company on a rent-free basis, and this arrangement remained in effect through the year-end 2002, but upon effective the August 01, 2003 resignation, which is a subsequent event to the year-end period, the Company on that date transferred their location for business to the 14284 Point Reyes St., Fontana, CA 92336. The subsequent management change also subsequent to this filing period believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3.      Legal Proceedings

There are no pending legal proceedings.


ITEM 4.      Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the year ended December 31, 2002.

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


Approximate Number of Equity Security Holders
---------------------------------------------

At December 31, 2002 there were approximately 25 holders of record of the Company's common stock.


Recent Sales of Unregistered Securities
---------------------------------------

None.



ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND PLAN OF OPERATIONS


The Company had not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de-minimis costs which may occur. The Company officer/Directors handled all de-minimis costs through the year-end 2002.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free. This shall occur until such time as a new officer/director come into the operations.


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

FORWARD-LOOKING STATEMENTS

This form 10KSB includes, without limitation, certain statements containing words such as "believes", "anticipates", "estimates", which constitute "
forward-looking  statements"  within  the  meaning  of  the  private  securities litigation reform act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identity these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

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


       Statements of Cash Flows.............................F-5


       Notes to Financial Statements........................F-6

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF ROYAL HOLIDAY MOBILE ESTATES:

We have audited the accompanying balance sheet of Royal Holiday Mobile Estates (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and for the period from November 2, 1992 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Holiday Mobile Estates as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and for the period from November 2, 1992 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States.

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


                                     /s/ Stonefield Josephson, Inc.
                                     ------------------------------
                                     STONEFIELD JOSEPHSON, INC.
                                     Certified Public Accountants

Santa Monica, California
September 18, 2003

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002



         ASSETS
      TOTAL ASSETS                                      $        -
                                                        =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
      TOTAL LIABILITIES                                 $      7,450
                                                        -------------
      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                            -
       Common stock, $0.001 par value;
         75,000,000 shares authorized;
         1,121,000 shares issued and
         outstanding                                           1,121
       Additional paid-in capital                             11,734
       Deficit accumulated during the
        development stage                                    (20,305)
                                                         ------------

      TOTAL STOCKHOLDERS' EQUITY                              (7,450)
                                                         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                          $         -
                                                        =============













    The accompanying notes form an integral part of the financial statements

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                   For the
                                                                 Period from
                                   For The Year Ended           November 2, 1992
                                                                 (inception) to
                                ------------------------          December 31,
                                   2002           2001               2002
                                ---------     ----------        ---------------

  REVENUE                       $       -     $       -         $         -

  GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES          11,700             -                (20,305)
                                ---------     ----------        ---------------

  NET BEFORE TAXES              $ (11,700)    $       -         $      (20,305)

  PROVISION FOR INCOME TAXES           -              -                   -
                                ---------     ----------        ---------------
  NET LOSS                      $ (11,700)    $       -         $      (20,305)

  NET LOSS PER COMMON SHARE
  - basic and diluted           $   (.009)    $       -         $        (.016)
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss for the years ended
  December 31, 1993 through
  December 31, 1999                      -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -      (11,700)          (11,700)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2002       1,121,000     1,121       11,734      (20,305)           (7,450)
                                   =========   ========   =========     ===========    ===========


     The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    For the
                                                                  Period from
                                   For The Year Ended           November 2, 1992
                                      December 31,               (inception) to
                                ------------------------          December 31,
                                   2002           2001                2002
                                ---------     ----------        ---------------
   CASH FLOWS FROM
   OPERATING ACTIVITIES:
           Net loss             $(11,700)     $      -             $   (20,305)

   Increase(decrease)in
    liabilities-
      Accounts payable and
       accrued expenses            7,450             -                   7,450
                                ---------      ---------         -------------

       Total adjustments           7,450            -                    7,450
                                ---------      ---------         -------------

       Net cash used for
       operating activities       (4,250)           -                  (12,855)
                                ---------      ---------         --------------

   CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Issuance of common
        stock for cash                  -              -                 5,605
      Contribution by officer      4,250               -                 7,250
                                ---------      ---------         -------------

  Net cash provided by
    Financing activities           4,250               -                12,855
                                ---------      ---------         -------------

   Net change in cash
    and cash equivalents                -              -                     -
                                ---------      ---------         -------------
   Cash and cash equivalents
    - beginning of period               -              -                     -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - ending of period          $       -      $       -         $           -
                                =========      =========         =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
     Interest paid              $       -      $       -         $           -
                                =========      =========         =============
     Income taxes paid          $       -      $       -         $           -
                                =========      =========         =============

    The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

               Going Concern
               -------------
               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 2002. Deferred tax assets at December 31, 2002 and 2001 consist primarily of the tax effect of a net operating loss carry forwards. The net operating loss carry forwards begin to expire in 2012. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2002 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

               Loss Per Share
               --------------
               SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on loss per share.

               Comprehensive Income
               --------------------
               As of December 31, 2002, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Recent Accounting Pronouncements
               --------------------------------
               In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, Continued
               -------------------------------------------
               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement after the effective date.

               In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or results of operations.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact to the Company's financial position or results of operations.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

 NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, Continued
               -------------------------------------------
               In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

 NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, Continued
               -------------------------------------------
               In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                         ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

 NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, Continued
               -------------------------------------------
               During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

               During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of December 31, 2002, no preferred stock nor designations of preferred stock have been determined.

               In April 2000, the Company completed a forward split of its common stock 100:1, thus increasing the number of outstanding and issued shares of the Company's common stock from 11,210 to 1,121,000.

               All applicable share and per share data presented have been adjusted for the stock splits.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             None


                                    PART III

ITEM 9.      Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2002. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                           Age        Position
  ----                           ---        --------

Alan Schram                      31        President/Secretary/Treasurer
                                            and sole Director

Alan Schram
-----------

Alan Schram is the sole Director and Officer of the Company, and has been since January 1, 2000. Since 1997, he has been a Portfolio Manager with Wellington Capital Management, based in Los Angeles. Alan Schram has since resigned from the Company on July 22nd, 2003. The resignation was not motivated in any way by a disagreement with the Company's new operations. Simultaneously, Hector A. Veron took over all functions as President and CEO, and R.B. Harris took over as CFO and Director.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended December 31, 2002, 2002, and 2000.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                                        Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees      Bonus   Awards (#)   Options(#)
------------------     ---------    ------------ -----   ----------  -----------
Alan Schram                2000            0        0        0            0
                           2001            0        0        0            0
                           2002            0        0        0            0


Compensation to Directors
-------------------------

None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership information as of December 31, 2002 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

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
as a Group (1 individual)

-------------
(1) Percentage of ownership is based on 1,121,000 shares of common stock outstanding as of December 31, 2002.

ITEM 12.         Certain Relationships and Related Transactions

Not applicable

ITEM 13.     Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the last quarter of the fiscal year-end December 31, 2002.

          Subsequent to the year-end 2002, but just prior to this filing a Form 8K was issued on August 01, 2003, which announced the resignation of Allan Schram, and the installation to the Officer/ Director position as President, Secretary, and Director was Mr. Hector A. Veron which occurred on July 22, 2003. Additionally, during that filing was the effective date in which the Company announced the beginning of operations at their new location at 14284 Point Reyes St., Fontana, CA 92336.

             A second Form 8K was filed subsequent to the year-end 2002, on August 01, 2003, which notified shareholders that reports filed on July 8, 2003, and the two filed on July 22, 2003 were done without the formal review of Stonefield Josephson, Inc., but that the new Directors/Officers requested Stonefied Josephson, Inc., to begin their audit for this 10KSB and review all of the 10QSB's filed during those dates.

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

     ** Filed as Exhibit 99.1 to the Company's Report on Form 8-K filed April 16, 2001 and incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and procedures

As required by Rule 13a-15 under the Securities Exchange act of 1934 ( the " Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chairman (who served as the principal financial and accounting officer at that time, Mr. Alan Schram) and subsequently reviewed by the new CEO/President, Mr. Hector A. Veron). Based upon that evaluation, the Company's current officers/ directors have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal Control.

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of September, 2003.


ROYAL HOLIDAY MOBILE ESTATES

BY: /s/ Hector A. Veron
 ------------------------
    Hector A. Veron, President/CEO

BY: /s/  R.B.Harris
-------------------------
    R.B.Harris,  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: September 22, 2003            /s/ Hector A. Veron         President,
                                    --------------------        Secretary,
                                        Hector A. Veron         Director



                                    /s/ R.B. Harris             Director
                                    ---------------------       Acting Treas.
                                        R. B. Harris