Form 10QSB/A
period 2003-03-31
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-09-23
CIK 1111250

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Period from
                                 For the Three Months       November 2, 1992
                                  Ended  March 31,           (inception) to
                                ----------------------          March 31,
                                    2003       2002               2003
                                ----------   ---------      ---------------

REVENUE                         $     -      $    -         $       -

GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -          4,250           20,305
                                ----------   ---------      ---------------

LOSS BEFORE TAXES                     -         (4,250)         (20,305)
PROVISION FOR INCOME TAXES            -           -                  -
                                ----------   ---------      ---------------

NET LOSS                        $     -      $  (4,250)     $   (20,305)
                                ==========   ==========     ================

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $   (.004)     $     (.016)
                                ===========  ==========     ================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000        1,121,000
                                ==========   ==========      ===============







The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share (Restated
  for 100:1 stock split)           1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss for the years ended
  December 31, 1993 through
  December 31, 1999                     -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -      (11,700)          (11,700)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, at December 31, 2002    1,121,000     1,121       11,734      (20,305)          ( 7,450)

  Net Loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2003
    (Unaudited)                    1,121,000   $ 1,121    $  11,734     $(20,305)      $   (7,450)
                                   =========   ========   =========     ===========    ===========

     The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                    For Three Months Ended      November 2, 1992
                                        March 31, 2003           (inception) to
                                   ------------------------         March 31,
                                      2003          2002              2003
                                   ---------     ----------     ---------------

 CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Loss                         $      -      $   (4,250)     $      (20,305)

    Increase(decrease)in liabilities-
     Accounts payable and
      accrued expenses                    -            -                  7,450
                                   ---------     ----------     ---------------

    Total adjustments                     -            -                  7,450
                                   ---------     ----------     ---------------

    Net cash used for operating
       activities                         -          (4,250)            (12,855)
                                  ----------     ----------     ---------------

 CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
   Issuance of Common Stock        $      -      $     -         $        5,605
   Contribution by officer             4,250           -                  7,250
                                  ----------     ----------     ---------------
   Net Cash from Financing
    Activities                     $      -      $    4,250      $       12,855
                                  ----------     ----------     ---------------
 NET CHANGE IN CASH
  AND CASH EQUIVALENTS                    -            -                  -
                                  ----------     ----------     ---------------
 CASH AND CASH EQUIVALENTS
  - beginning of period                   -            -                  -
                                  ----------     ----------     ---------------

 CASH AND CASH EQUIVALENTS
  - ending of period               $      -      $     -         $        -
                                   =========      =========      ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $      -      $     -         $        -
                                   =========     ==========      ==============
   Income taxes paid               $      -      $     -         $        -
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

               Recent Accounting Pronouncements
               --------------------------------
               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

               During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an i ssuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


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