Form 10QSB
period 2003-06-30
ROYAL HOLIDAY MOBILE ESTATES
filed 2003-09-23
CIK 1111250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2003

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            June 30,
                                                              2003
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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Period from
                                 For the Three Months   For the Six Months        November 2, 1992
                                  Ended  June 30,       Ended June 30, 2003         (inception) to
                                ----------------------  ----------------------
                                                                                       June 30,
                                    2003       2002        2003         2002            2003
                                ----------   ---------  ----------   ---------    ---------------
REVENUE                         $     -      $    -     $     -      $     -      $          -

GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -         7,450         -        11,700            20,305

                                ----------   ---------  ----------   ---------    ---------------

LOSS BEFORE TAXES                     -        (7,450)        -       (11,700)          (20,305)

PROVISION FOR INCOME TAXES            -           -           -            -                 -
                                ----------   ---------  ----------   ---------    ---------------

NET LOSS                        $     -      $ (7,450)        -       (11,700)          (20,305)
                                ==========   =========  ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $    -     $     -      $ (0.009)    $      (0.016)
                                ==========   =========  ==========   =========    ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000   1,121,000   1,121,000        1,121,000
                                ==========   =========  ==========   =========    ===============



The accompanying notes form an integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid-In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage          Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, November 2, 1992              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on November 2, 1992
  at $0.005 per share (Restated
  for 100:1 stock split)           1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1992       1,121,000     1,121        4,484       (5,605)                -

  Net loss for the years ended
  December 31, 1993 through
  December 31, 1999                      -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -      (11,700)          (11,700)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, at December 31,2002     1,121,000     1,121       11,734      (20,305)          ( 7,450)

  Net Loss                              -          -            -               -                -
                                   ---------   --------   ---------     -----------    -----------
  Balance, June 30, 2003
    (Unaudited)                    1,121,000   $ 1,121    $  11,734     $(20,305)      $    (7,450)
                                   =========   ========   =========     ===========    ===========

     The accompanying notes form integral part of the financial statements.

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                    For Six Months Ended       November 2, 1992
                                        June 30,2003           (inception) to
                                   ------------------------         June  30,
                                      2003          2002              2003
                                   ---------     ----------      --------------

 CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Loss                         $       -     $  (11,700)     $      (20,305)

    Increase(decrease)
    in liabilities-
     Accounts payable and accrued
      expenses                             -          7,450               7,450
                                   ---------     ----------      --------------
    Total adjustments                      -          7,450               7,450
                                   ---------     ----------      --------------
    Net cash used for operating
       activities                          -         (4,250)            (12,855)
                                   ---------     ----------      --------------

 CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES
   Issuance of Common Stock        $      -      $     -         $        5,605
   Contribution by officer                -           4,250               7,250
                                   ---------     ----------      --------------
   Net Cash from Financing
    Activities                     $      -      $    4,250      $       12,855
                                   ---------     ----------      --------------

 NET CHANGE IN CASH
  AND CASH EQUIVALENTS                    -            -                  -
                                   ---------     ----------      --------------
 CASH AND CASH EQUIVALENTS
  - beginning of period                   -            -                  -
                                   ---------     ----------      --------------

 CASH AND CASH EQUIVALENTS
  - ending of period               $      -      $    -          $        -
                                   =========     ==========      ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $      -      $    -          $        -
                                   =========     ==========      ==============
   Income taxes paid               $      -      $    -          $        -
                                   =========     ==========      ==============

The accompanying notes form an integral part of the financial statements .

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 (UNAUDITED)

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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Royal Holiday Mobile Estates ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 (UNAUDITED)

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

                          ROYAL HOLIDAY MOBILE ESTATES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 (UNAUDITED)

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